Form 10KSB
period 1995-09-30
UNITED GROUP INC
filed 1996-04-16
CIK 101252

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended September 30, 1995

                                     or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the transition period from      to
                                   ----    ----

                         Commission File No. 0-4584
                                             ------

                           THE UNITED GROUP, INC.
                        ---------------------------
         (Name of small business issuer as specified in its charter)

                 NORTH CAROLINA                        56-0931793
          ----------------------------            -------------------
          (State or other jurisdiction              (I.R.S. Employer
              of incorporation or                 Identification No.)
                 organization)

       SUITE 203, 5960 FAIRVIEW ROAD, CHARLOTTE, NORTH CAROLINA    28210
       --------------------------------------------------------  ----------
               (Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:    (704) 554-9280
                                                   --------------

Securities Registered Pursuant to Section 12 (b) of the act:    none

Securities Registered Pursuant to Section 12 (g) of the act:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended September 30, 1995 were $10,853,057.

Aggregate market value of the voting stock held by non-affiliates of the registrant at September 30,1995: $1,227,078.

Number of shares of registrant's common stock outstanding as of September 30,1995: 981,097.

                      Documents Incorporated by Reference
                      -----------------------------------
1. 1995 Annual Report to Shareholders (incorporated by reference into Parts II and III).
2. Shareholder Information Statement for the 1996 Annual Meeting of Shareholders (incorporated by reference into Part III).

Transitional Small Business Disclosure Format:  Yes     No   X
                                                    ---     ---

                                   PART I

Item 1.   Business

The information set forth on pages 2 through 4 of Exhibit B, the Company's 1995 Annual Report to Shareholders, under the caption "Description of Business" is hereby incorporated herein by reference.

Item 2.   Properties

The consumer finance subsidiaries of the Company lease office space for the operation of its business in each city where a branch is located. The remaining terms of such leases range from one year to ten years. All leased facilities are adequate for anticipated needs for the present and the immediate future. These subsidiaries own office furniture, machinery equipment and motor vehicles used in its consumer finance business. During the year ended September 30, 1988 the Company formed a subsidiary named United Landmark, Inc. for the purpose of building branch office facilities to be leased to United Financial Services, Inc. At September 30, 1995, this subsidiary owned four buildings with one located in Moncks Corner, South Carolina and one located in each of the North Carolina cities of Lenoir, Taylorsville and West Jefferson. The Company intends to seek future opportunities to construct buildings for use by United Financial branch offices where such ownership is believed by management to be beneficial to the Company.

Item 3.   Legal Proceedings

From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any pending legal proceedings that would have a material adverse effect on its financial condition.

Item 4   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the quarter ended September 30, 1995.

                                   PART II

Item 5   Market for Registrant's Common Stock and Related Security Holder
         Matters

The information set forth on page 23 of Exhibit B, the Company's 1995 Annual Report to Shareholders, under the caption "Common Stock Market Prices and Dividends" is hereby incorporated herein by reference. On September 30, 1995 there were 1,020 holders of record of the Company's common stock.

Item 6.   Management's Discussion and Analysis or Plan of Operation

The information set forth on pages 19 through 20 of Exhibit B, the Company's 1995 Annual Report to Shareholders, under the caption "Management Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated herein by reference.

Item 7.   Financial Statements

The consolidated statements of income, changes in stockholders' equity and cash flows for the years ended September 30, 1995 and 1994, and the related consolidated balance sheets as of September 30, 1995 and 1994, together with the related notes thereto and the report of independent auditors, all set forth on pages 5 through 18 of Exhibit B, the company's 1995 Annual Report to Shareholders, is hereby incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with the Company's independent auditors regarding accounting and financial disclosure required to be reported pursuant to this item.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Information required by this Item is included in the Company's Shareholder Information Statement for the 1996 Annual Meeting of shareholders which is hereby incorporated herein by reference.

Item 10.  Executive Compensation

Information required by this Item is included in the Company's Shareholder Information Statement for the 1996 Annual Meeting of Shareholders which is hereby incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Information required by this Item is included in the Company's Shareholder Information Statement for the 1996 Annual Meeting of Shareholders which is hereby incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

Information required by this Item is included in the Company's Shareholder Information Statement for the 1996 Annual Meeting of Shareholders which is hereby incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K

          (a) Exhibits

              13.  The 1995 Annual Report to Shareholders.

              27.  Financial Data Schedule (for SEC use only)

              99. An organization chart of The United Group, Inc. as of September 30, 1995.

          (b) Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the fiscal quarter ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE UNITED GROUP, INC.



                                        By: /s/ Bill G. Beaver
                                            ------------------
                                        Bill G. Beaver
                                        President and Director

DATE: 12-7-95
      -------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE: 12-7-95                            DATE: 12-7-95
      --------------------------               --------------------------
By:   /s/ Jack F. Anderson               By:   /s/ Shelton Gorelick
      --------------------------               --------------------------
      Jack F. Anderson, Director               Shelton Gorelick, Director

DATE:                                    DATE: 12-7-95
      --------------------------               --------------------------
By:                                      By:   /s/ Glenn Johnson
      --------------------------               -------------------------
      Don G. Angell, Director                  Glenn Johnson, Director

DATE: 12-7-95                            DATE: 12-7-95
      --------------------------               --------------------------
By:   /s/ R. Steven Lackey               By:   /s/ Dennis E. Savell
      --------------------------               --------------------------
      R. Steven Lackey, Director               Dennis E. Savell, Director

DATE: 12-7-95                            DATE: 12-7-95
      --------------------------               --------------------------
By:   /s/ Gordon E. Rhodes               By:   /s/ Dennis A. Young
      --------------------------               --------------------------
      Gordon E. Rhodes, Director               Dennis A. Young, Director

DATE: 12-7-95
      --------------------------
By:   /s/ Kenneth M. O'Connell
      --------------------------
Kenneth M. O'Connell, Secretary-Treasurer,
Chief Financial Officer and Director