Form 10QSB
period 1995-12-31
UNITED GROUP INC
filed 1996-04-16
CIK 101252

                                 FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For quarterly period ended December 31, 1995
                                             -----------------
                                       or

          [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from           to
                                                 ---------    ----------
                         Commission file number 0-4584

                             THE UNITED GROUP, INC.
           ----------------------------------------------------------
            (Name of small business issuer specified in its charter)

                                   56-0931793
                           -------------------------
                           (I.R.S. Employer Id. No.)

                         Suite 203, 5960 Fairview Road
                                 Charlotte, NC
                            -----------------------
                  (address of principal executive offices)

                                 NORTH CAROLINA
                         -------------------------------
         (state or other jurisdiction of incorporation or organization)

           28210                         (704) 554-9280
        ----------      ------------------------------------------------
        (Zip code)      (Issuer's telephone number, including area code)

                                 Not applicable
                    ------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common stock, No Par Value - 1,067,993 shares as of December 31, 1995
     ---------------------------------------------------------------------

                                     INDEX

                    THE UNITED GROUP, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of December 31, 1995 and September 30,1995.

         Consolidated Statements of Income for the three months ended December 31, 1995 and 1994.

         Consolidated Statements of Cash Flows for the three months ended December 31, 1995 and 1994.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                    THE UNITED GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

============================================================================================
                         ASSETS                           DECEMBER 31,        SEPTEMBER 30,
                                                              1995                1995
============================================================================================
Cash                                                        $1,484,436          $1,646,501
                                                            ----------          ----------
Marketable securities                                        1,842,565           1,843,814
                                                            ----------          ----------
Finance receivables:
  Cash loans and other contracts                            37,228,573          36,589,554

  Less:
    Unearned insurance commissions                           1,896,731           1,886,645
    Allowance for credit losses                                623,206             606,346
                                                           -----------         -----------
                                                             2,519,937           2,492,991
                                                           -----------         -----------
Net finance receivables                                     34,708,636          34,096,563
                                                           -----------         -----------
Notes and finance receivables:
  Due from affiliates                                          976,666             976,666

  Other                                                        669,422             637,389
                                                           -----------         -----------
                                                             1,646,088           1,614,055
                                                           -----------         -----------
Property and equipment at cost, less accumulated
  depreciation and amortization                                689,146             691,634
                                                           -----------         -----------
Deferred loan costs and other intangible assets at cost,
  less accumulated amortization                                 53,810              62,048
                                                           -----------         -----------
Deferred income taxes                                            8,000              12,000
                                                           -----------         -----------
Other assets                                                   153,759              91,121
                                                           -----------         -----------




                                                           $40,586,440         $40,057,736
                                                           ===========         ===========

                    THE UNITED GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                                  (Unaudited)


================================================================================
    LIABILITIES AND STOCKHOLDERS' EQUITY  December 31,       September 30,
                                             1995                 1995
================================================================================
Notes payable:

   Notes payable to banks                 $29,596,607         $30,346,607

   Mortgage loans payable                     220,708             224,282

   Other notes payable                      3,058,323           3,008,216

   Senior subordinated notes payable          300,000             300,000

Accounts payable and accrued expenses       2,752,614           2,051,702
                                          -----------         -----------
                                           35,928,252          35,930,807
                                          -----------         -----------
Stockholders' equity:
   Preferred stock, no par value, stated
   value of $2 per share; 500,000 shares
   authorized; no shares issued and
   outstanding                                      -                   -

   Common stock, no par value, total
   stated value of $100,000; 25,000,000
   shares authorized; 1,067,993 issued
   and outstanding                            100,000             100,000

   Additional paid-in capital                 213,286             127,623

   Retained earnings                        4,656,725           4,211,129
                                          -----------         -----------
                                            4,970,011           4,438,752


Less:
   Cost of common stock held by subsidiary    311,823             311,823
                                          -----------         -----------
                                            4,658,188           4,126,929
                                          -----------         -----------





                                          $40,586,440         $40,057,736
                                          ===========         ===========

                   THIS UNITED GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED DECEMBER 31,
                                  (Unaudited)

=================================================================
                                             1995         1994
=================================================================
Credit income:
  Interest and fees on loans              $2,411,160  $2,087,333
  Investment income and other interest        45,830      34,164
                                          ----------  ----------
                                           2,456,990   2,121,497
Less:
  Interest expense                           811,501     742,698
  Provision for credit losses                131,761     107,552
                                          ----------  ----------
Net credit income                          1,513,728   1,271,247
                                          ----------  ----------
Insurance income:
  Insurance commissions and premiums         543,760     509,787
  Less, insurance losses and loss expenses   131,802      93,263
                                          ----------  ----------
  Net insurance income                       411,958     416,524
                                          ----------  ----------
Operating expenses:
  Salaries and benefits                      887,215     838,615
  Other operating expenses                   372,068     394,401
                                          ----------  ----------
  Total operating expenses                 1,259,283   1,233,016
                                          ----------  ----------
Income before provision for income taxes     666,403     454,755
Provision for income taxes                   221,000     120,000
                                          ----------  ----------
Net income                                $  445,403  $  334,755
                                          ==========  ==========
Net income per common share               $     0.42  $     0.32
                                          ==========  ==========
Weighted average shares outstanding        1,064,211   1,056,903
                                          ==========  ==========

                    THE UNITED GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED MARCH 31,
                                  (Unaudited)


===================================================================================
                                                            1995         1994
===================================================================================
Cash flows from operating activities:
  Interest and fees on loans collected                   $ 2,390,259  $ 2,110,834
  Investment income and other interest income received        46,713       42,752
  Insurance commissions and premiums collected               744,953      441,477
  Interest paid                                             (526,923)    (641,122)
  Insurance expenses and losses paid                        (131,802)     (93,263)
  Cash paid to suppliers and employees                    (1,224,057)  (1,255,378)
  Income taxes paid                                                -     (185,637)
                                                         -----------  -----------
                                                           1,299,143      419,663
                                                         -----------  -----------
Cash flows from investing activities:
  Cash proceeds of loans made                             (5,611,694)  (4,718,420)
  Cash received as repayment of loans                      4,878,675    3,435,419
  Purchase of marketable securities                          (14,772)    (150,000)
  Proceeds from sale or maturity of marketable securities     16,021      100,000
  Cash paid to purchase property and equipment               (27,848)     (77,478)
  Proceeds from sale of equipment                                  -       38,014
                                                         -----------  -----------
                                                            (759,618)  (1,372,465)
                                                         -----------  -----------
Cash flow from financing activities:
  Notes payable to banks:
     Borrowings                                              250,000    1,370,000
     Repayments                                              000,000)    (200,000)
  Repayment of mortgage loans                                 (3,574)      (2,930)
  Other notes:
     Borrowings                                              110,945      192,044
     Repayments                                              (60,838)    (222,219)
  Common stock activity:
     Proceeds from issuance of stock                           1,876            -
     Payments to acquire outstanding stock                         -      (44,581)
                                                            (701,591)   1,092,314
                                                         -----------  -----------
Net increase (decrease) in cash                             (162,066)     139,512
Cash at beginning of period                                1,646,501    1,507,360
                                                         -----------  -----------
Cash at end of period                                    $ 1,484,435  $ 1,646,872
                                                         ===========  ===========

                    THE UNITED GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                       FOR THE SIX MONTHS ENDED MARCH 31,
                                  (Unaudited)


=======================================================================================
                                                                    1995         1994
=======================================================================================
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:

Net income                                                       $  445,403    $  334,755

Adjustments to reconcile net income to net cash provided:

      Depreciation and amortization                                  38,574        43,497

      Provision for credit losses                                   131,761       107,552

      Provision for stock bonus plan                                 83,979             -

      Provision for deferred income taxes                             4,000        58,000

      Change in unearned interest charges                           (20,901)       23,501

      Change in accrued investment income                               883         8,588

      Change in unearned insurance commissions and premiums          10,086        42,399

      Change in accounts receivable                                 (32,916)     (204,881)

      Change in accounts payable                                    199,334        23,212

      Change in income taxes payable                                217,000      (123,637)

      Change in interest payable                                    284,578       101,576

      Change in other assets                                        (62,638)        5,101
                                                                 ----------    ----------
         Total adjustments                                          853,740        84,908
                                                                 ----------    ----------
Net cash provided by operating activities                        $1,299,143    $  419,663
                                                                 ==========    ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net income for the three months ended December 31, 1995 was $445,403 compared to $334,755 for the same period ending December 31, 1994. Interest income is up by 15.5% for the three months due to an increase in average finance receivables as shown in the table below. Net insurance income declined by 1.1% for the three months. Insurance commissions and premiums increased by 6.6%. However, this increase was more than offset by an increase in losses from $93,263 in 1994 to $131,802 in 1995. The increase in commissions and premiums can be also attributed to the increae in finance receivables. Average net receivables for the three months are as follows:


                                                                Percentage
                                       1995         1994         Increase
                                     ----------  -----------  ------------
     Three months ended December 31  34,370,385   30,352,834     13.2%


Salaries and benefits have increased by 5.8 for the three months ended December 31,1995 compared to 1994. Most of this increase is the result of opening one new branch and growth in positions required due to new branch openings in the previous year as well as other new positions required to accommodate growth.
To offset some of these expenses, extensive cost control measures has been initiated which have resulted in an actual decrease in other operating expenses of 5.7% for the three months ended December 31,1995 compared to 1994. Management expects these efforts to continue to show positive results.
Interest expense has increased by $68,803 for the three months ended December 31,1995 compared to 1994. All of this increase can be attributed to rate increases experienced since December of 1994. These, however, has been moderated by the fact that the Company is currently able to utilize a LIBOR based rate in its bank borrowings. The Company believes that this resulted in savings of more than $50,000 during the current quarter in interest expense.

At December 31,1995, the Company had a line of credit with its banks totaling $35,500,000 of which $29,596,606 was being used, leaving $5,903,393 available for loan portfolio growth. In addition, the management believes that an increae in the line of credit could be obtained. Also, internally generated cash flow continues to be strong with total cash flow generated by operations of $1,299,143 for the three months ended December 31,1995. These resources are anticipated to adequately fund the cash needs of the Company.

The Company continues to adhere to its conservative lending policies. The benefits of these policies are demonstrated in continued low charge-off and delinquency ratios. The provision for credit losses was .38% of average receivables for the three months ended December 31,1995 and .35% for the same period in 1994. Total delinquency stood at 1.9% of receivables at December 31,1995. These ratios are significantly better than accepted industry ratios.


PART II.  OTHER INFORMATION

Item 1.   Legal proceedings:


     From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any pending legal proceedings that would have a material adverse effect on its financial condition.

Item 2.  Changes in securities:     None
Item 3.  Defaults upon Senior Securities:     None
Item 4.  Submission of Matters to a Vote of Security Holders:     None
Item 5.  Other information:     None
Item 6.  Exhibits: 27 - Financial Data Schedule (for SEC use only)
         and reports of Form 8-K:   The Company did not file any
         reports on Form 8-K during the three months ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE UNITED GROUP, INC.
                                    -----------------------------------------
                                                   (Registrant)

Date February 15, 1996              /s/ Kenneth M. O'Connell
     --------------------------     -----------------------------------------
                                         Kenneth M. O'Connell, Treasurer