Form 10QSB
period 1996-03-31
UNITED GROUP INC
filed 1996-05-09
CIK 101252

                                 FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

            [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For quarterly period ended March 31, 1996
                                             --------------

                                     or

        [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from         to
                                                -------    -------

                        Commission file number 0-4584

                           THE UNITED GROUP, INC.
          --------------------------------------------------------
          (Name of small business issuer specified in its charter)

                                 56-0931793
                          -------------------------
                          (I.R.S. Employer Id. No.)

                        Suite 203, 5960 Fairview Road
                                Charlotte, NC
                  ----------------------------------------
                  (address of principal executive offices)

                               NORTH CAROLINA
       --------------------------------------------------------------
       (state or other jurisdiction of incorporation or organization)

        28210                        (704) 554-9280
      ----------      ------------------------------------------------
      (Zip code)      (Issuer's telephone number, including area code)

                               Not applicable
    --------------------------------------------------------------------
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

       Common stock, No Par Value - 1,044,962 shares as of March 31, 1996
       ------------------------------------------------------------------

                                    INDEX

                   THE UNITED GROUP, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of March 31, 1996 and September 30,1995.

         Consolidated Statements of Income for the three months ended March 31, 1996 and 1995.

         Consolidated Statements of Income for the six months ended March 31, 1996 and 1995.

         Consolidated Statements of Cash Flows for the six months ended March 31, 1996 and 1995.

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


SIGNATURES

                   THE UNITED GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

============================================================================================
                         ASSETS                            MARCH 31,          SEPTEMBER 30,
                                                             1996                 1995
- --------------------------------------------------------------------------------------------
Cash                                                      $ 1,252,175         $ 1,646,501
                                                          -----------         -----------
Marketable securities                                       1,863,942           1,843,814
                                                          -----------         -----------
Finance receivables:
  Cash loans and other contracts                           36,148,766          36,589,554

  Less:
    Unearned insurance commissions                          1,770,714           1,886,645

    Allowance for credit losses                               650,451             606,346
                                                          -----------         -----------
                                                            2,421,165           2,492,991
                                                          -----------         -----------
Net finance receivables                                    33,727,601          34,096,563
                                                          -----------         -----------
Notes and finance receivables:
  Due from affiliates                                         920,685             976,666

  Other                                                       785,958             637,389
                                                          -----------         -----------
                                                            1,706,643           1,614,055
                                                          -----------         -----------
Property and equipment at cost, less accumulated
  depreciation and amortization                               731,391             691,634
                                                          -----------         -----------
Deferred loan costs and other intangible assets at cost,
  less accumulated amortization                                46,169              62,048
                                                          -----------         -----------
Deferred income taxes                                          12,000              12,000
                                                          -----------         -----------
Other assets                                                  104,270              91,121
                                                          -----------         -----------


                                                          $39,444,191         $40,057,736
                                                          ===========         ===========

                   THE UNITED GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS, CONTINUED
                                 (Unaudited)

=========================================================================
  LIABILITIES AND STOCKHOLDERS' EQUITY        MARCH 31,     SEPTEMBER 30,
                                                1995            1995
- -------------------------------------------------------------------------
Notes payable:

   Notes payable to banks                    $28,541,607     $30,346,607

   Mortgage loans payable                        217,055         224,282

   Other notes payable                         3,160,037       3,008,216

   Senior subordinated notes payable             300,000         300,000

Accounts payable and accrued expenses          2,559,781       2,051,702
                                             -----------     -----------
                                              34,778,480      35,930,807
                                             -----------     -----------
Stockholders' equity:
   Preferred stock, no par value, stated
   value of $2 per share; 500,000 shares
   authorized; no shares issued and
   outstanding                                         -               -

   Common stock, no par value, total
     stated value of $100,000; 25,000,000
     shares authorized; 1,067,993 issued
     and outstanding                             100,000         100,000

   Additional paid-in capital                     41,468         127,623

   Retained earnings                           4,821,905       4,211,129
                                             -----------     -----------
                                               4,963,373       4,438,752
Less:
   Cost of common stock held by subsidiary       297,662         311,823
                                             -----------     -----------
                                               4,665,711       4,126,929
                                             -----------     -----------



                                             $39,444,191     $40,057,736
                                             ===========     ===========

                   THE UNITED GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                 (Unaudited)

========================================================================
                                                    1996         1995
- ------------------------------------------------------------------------
Credit income:

  Interest and fees on loans                     $2,310,046  $2,134,457

  Investment income and other interest               12,982      76,274
                                                 ----------  ----------
                                                  2,323,028   2,210,731

Less:
  Interest expense                                  765,709     842,149

  Provision for credit losses                       260,593     141,464
                                                 ----------  ----------
Net credit income                                 1,296,726   1,227,118
                                                 ----------  ----------
Insurance income:
  Insurance commissions and premiums                481,309     486,994

  Less, insurance losses and loss expenses           98,909      78,015
                                                 ----------  ----------
  Net insurance income                              382,400     408,979
                                                 ----------  ----------
Operating expenses:
  Salaries and benefits                             932,129     887,383

  Other operating expenses                          393,247     376,365
                                                 ----------  ----------
  Total operating expenses                        1,325,376   1,263,748
                                                 ----------  ----------
Income before provision for income taxes            353,750     372,349

Provision for income taxes                          105,000     120,000
                                                 ----------  ----------
Net income                                       $  248,750  $  252,349
                                                 ==========  ==========
Net income per common share                      $     0.23  $     0.24
                                                 ==========  ==========
Weighted average shares outstanding               1,059,326   1,053,218
                                                 ==========  ==========

                   THE UNITED GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED MARCH 31,
                                 (Unaudited)

======================================================================
                                                  1996        1995
- ----------------------------------------------------------------------
Credit income:
  Interest and fees on loans                   $4,721,206  $4,221,790

  Investment income and other interest             58,812     110,438
                                               ----------  ----------
                                                4,780,018   4,332,228
Less:
  Interest expense                              1,577,210   1,584,847

  Provision for credit losses                     392,354     249,016
                                               ----------  ----------
Net credit income                               2,810,454   2,498,365
                                               ----------  ----------
Insurance income:
  Insurance commissions and premiums            1,025,069     996,781

  Less, insurance losses and loss expenses        230,711     171,278
                                               ----------  ----------
  Net insurance income                            794,358     825,503
                                               ----------  ----------
Operating expenses:
  Salaries and benefits                         1,819,344   1,725,998

  Other operating expenses                        765,315     770,766
                                               ----------  ----------
  Total operating expenses                      2,584,659   2,496,764
                                               ----------  ----------
Income before provision for income taxes        1,020,153     827,104

Provision for income taxes                        326,000     240,000
                                               ----------  ----------
Net income                                     $  694,153  $  587,104
                                               ==========  ==========
Net income per common share                    $     0.65  $     0.56
                                               ==========  ==========
Weighted average shares outstanding             1,061,546   1,054,942
                                               ==========  ==========

                   THE UNITED GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED MARCH 31,
                                 (Unaudited)

=============================================================================================
                                                                      1996          1995
- ---------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Interest and fees on loans collected                             $4,821,675   $ 4,539,228

  Investment income and other interest income received                 67,721       101,546

  Insurance commissions and premiums collected                        723,818       779,025

  Interest paid                                                    (1,210,729)   (1,425,872)

  Insurance expenses and losses paid                                 (230,711)     (171,278)

  Cash paid to suppliers and employees                             (2,454,211)   (2,309,409)

  Income taxes paid                                                   (48,532)     (335,637)
                                                                   ----------   -----------
                                                                    1,669,031     1,177,603
                                                                   ----------   -----------
Cash flows from investing activities:
  Cash proceeds of loans made                                      (9,136,133)  (11,687,743)

  Cash received as repayment of loans                               9,128,203     9,098,700

  Purchase of marketable securities                                  (115,421)     (397,175)

  Proceeds from sale or maturity of marketable securities              95,293       322,171

  Cash paid to purchase property and equipment                       (104,132)      (98,233)

  Proceeds from sale of equipment                                       3,166         5,187
                                                                   ----------   -----------
                                                                     (129,024)   (2,757,093)
                                                                   ----------   -----------
Cash flow from financing activities:
  Notes payable to banks:
    Borrowings                                                        845,000     2,395,000

    Repayments                                                     (2,650,000)     (950,000)

  Repayment of mortgage loans                                          (7,227)       (6,264)

  Other notes:
    Borrowings                                                        324,479       611,450

    Repayments                                                       (172,658)     (463,391)

  Common stock activity:
    Proceeds from issuance of stock                                     1,876             -

    Payments to acquire outstanding stock                            (248,215)     (120,802)

  Cash dividends to shareholders                                      (27,588)      (28,238)
                                                                   ----------   -----------
                                                                   (1,934,333)    1,437,755
                                                                   ----------   -----------
Net increase (decrease) in cash                                      (394,326)     (141,735)

Cash at beginning of period                                         1,646,501     1,507,360
                                                                   ----------   -----------
Cash at end of period                                              $1,252,175   $ 1,365,625
                                                                   ==========   ===========

                   THE UNITED GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                      FOR THE SIX MONTHS ENDED MARCH 31,
                                 (Unaudited)

===========================================================================================
                                                                        1996        1995
- -------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:

Net income                                                          $  694,153  $  587,104

Adjustments to reconcile net income to net cash provided:

  Depreciation and amortization                                         77,088      93,741

  Provision for credit losses                                          392,354     249,016

  Provision for stock bonus plan                                       174,538     104,325

  Provision for deferred income taxes                                        -       9,000

  Change in unearned interest charges                                  100,469     317,438

  Change in accrued investment income                                    8,909      (8,892)

  Change in unearned insurance commissions and premiums               (115,931)      6,554

  Change in accounts receivable                                       (157,478)   (301,904)

  Change in accounts payable                                          (135,871)     70,562

  Change in income taxes payable                                       277,468    (104,637)

  Change in interest payable                                           366,481     158,975

  Change in other assets                                               (13,149)     (3,679)
                                                                    ----------  ----------
    Total adjustments                                                  974,878     590,499
                                                                    ----------  ----------
Net cash provided by operating activities                           $1,669,031  $1,177,603
                                                                    ==========  ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net income for the six months ended March 31, 1996 was $248,750 compared to $252,349 for the same period ending March 31, 1995. Interest income is up by 8.2% for the three months due to an increase in average finance receivables as shown in the table below. Net insurance income declined by 6.5% for the three months. Insurance commissions and premiums decreased by 1.1%. However, an increase in losses of $20,894 over the 1995 period generated the remainder of the decrease. Interest expense actually declined for the three month period by $76,440. This is primarily due to the fact that the weighted average interest rate paid on bank debt declined from 9.72% in 1995 to 9.02% in 1996. The provision for credit losses increased from $141,264 in 1995 to $260,593 in 1996 due to the effects of cases of consumer debt overload including an increase in bankruptcies. During this quarter the Company completed its scheduled adjustment of charge-off policies so that accounts are now charged-off when they become six months contractually delinquent. The policy during fiscal 1995 required seven months contractual delinquency. In fiscal 1993, the policy was nine months and has been reduced by one month each year since that time. Charge-offs were $90,595 and $35,666 for the months of March 1996 and March 1995, respectively. Most of these charge-offs would have taken place in the months of April 1996 and 1995 under the old policies.

Comparisons of the six month periods ending March 31, 1996 and 1995 are similar to the comparisons of the three month periods. Interest income is up approximately 12% while net insurance income declined by 3.7% due to an increase of $59,363 in losses for the current period compared to the same period in 1995. Interest expense decreased by $7,637 primarily due to the decrease in the weighted average rate paid on bank debt from 9.54% in 1995 to 9.02% for the same six months in 1996. Substantially all of the increase in the provision for credit losses of $143,338 took place during the three months ended March 31 for the reasons discussed in the preceding paragraph.
Operating expenses increased by $87,895 for 1996 over 1995 with $61,628 of the increase occurring in the last three months. This is due to the fact that the Company makes most of its annual salary adjustments in January of each year. The increase for the six months is at approximately 3.5% which is indicative of the Company's efforts to control operating expenses.

Following is a table showing changes in net finance receivables during the current year:

===========================================================================
Period Ending March 31:     1996          1995     Percentage Change
- ---------------------------------------------------------------------------
Three months average     34,204,845    31,453,240        8.74%
                     ------------------------------------------------------
Six months average       34,224,768    30,880,579       10.83%
                     ------------------------------------------------------
Actual at March 31       33,727,601    31,966,726        5.51%
- ---------------------------------------------------------------------------

At March 31,1996, the Company had a line of credit with its banks totaling $35,500,000 of which $28,541,607 was being used, leaving $6,958,393 available for loan portfolio growth. In addition, the management believes that an increase in the line of credit could be obtained. Also, internally generated cash flow continues to be strong with total cash flow generated by operations of $1,299,143 for the three months ended December 31,1995. These resources are anticipated to adequately fund the cash needs of the Company. Management strongly believes that the Company must move away from its traditional small loan business and make more effort to seek larger secured loans involving automobiles, mobile homes and real estate in order to reduce the effects of bankruptcies and poor credit risks and in order to achieve its goals to increase receivables primarily with the existing branch structure.

The Company continues to adhere to its conservative lending policies. The benefits of these policies are demonstrated in continued low charge-off and delinquency ratios. The provision for credit losses was 1.15% of average net receivables for the six months ended March 31,1996 and .81% for the same period in 1995. Total delinquency stood at 2.0% of receivables at March 31,1996 and at 1.3% of receivables as of March 31, 1995. While these ratios have increased they continue to be considerably better than accepted industry ratios. Management believes that movement towards more secured, larger loans will prevent the increase of these ratios to unacceptable levels.

PART II.  OTHER INFORMATION

Item 1.   Legal proceedings:


     From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any pending legal proceedings that would have a material adverse effect on its financial condition.




Item 2.  Changes in securities:   None
Item 3.  Defaults upon Senior Securities:   None
Item 4.  Submission of Matters to a Vote of Security Holders:   None
Item 5.  Other information:   None
Item 6. Exhibits 27 - Financial Data Schedule (for SEC use only) and reports of Form 8-K: The Company did not file any reports on Form 8-K during the three months ended March 31, 1996



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    THE UNITED GROUP, INC.
                                                ------------------------------
                                                         (Registrant)

Date      May 1, 1996                                /s/ Kenneth M. O'Connell
      ------------------------------            -------------------------------
                                                 Kenneth M. O'Connell, Treasurer