Form 10QSB
period 1996-06-30
UNITED GROUP INC
filed 1996-08-09
CIK 101252

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For quarterly period ended June 30, 1996
                                               -------------

                                       or

           [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _________ to ___________

                         Commission file number 0-4584

                             THE UNITED GROUP, INC.
         -------------------------------------------------------------
            (Name of small business issuer specified in its charter)

                                   56-0931793
                           -------------------------
                           (I.R.S. Employer Id. No.)

                         Suite 203, 5960 Fairview Road
                                 Charlotte, NC
                    ----------------------------------------
                    (address of principal executive offices)

                                 NORTH CAROLINA
         --------------------------------------------------------------
         (state or other jurisdiction of incorporation or organization)

          28210                                 (704) 554-9280
     --------------            ------------------------------------------------
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

      Common stock, No Par Value - 1,053,634 shares as of June 30, 1996
      -----------------------------------------------------------------

                                     INDEX

                    THE UNITED GROUP, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of June 30, 1996 and September 30, 1995.

         Consolidated Statements of Income for the three months ended June 30, 1996 and 1995.

         Consolidated Statements of Income for the nine months ended June 30, 1996 and 1995.

         Consolidated Statements of Cash Flows for the nine months ended June 30, 1996 and 1995.

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



SIGNATURES

                    THE UNITED GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

============================================================================================================
                              ASSETS                                       JUNE 30,            SEPTEMBER 30,
                                                                             1996                   1995
- ------------------------------------------------------------------------------------------------------------
Cash                                                                     $    393,470           $  1,646,501
                                                                         ------------           ------------
Marketable securities                                                       1,890,866              1,843,814

Finance receivables:
     Cash loans and other contracts                                        37,597,412             36,589,554

     Less:
         Unearned insurance commissions                                     1,771,973              1,886,645

         Allowance for credit losses                                          679,580                606,346
                                                                         ------------           ------------

                                                                            2,451,553              2,492,991
                                                                         ------------           ------------

Net finance receivables                                                    35,145,859             34,096,563
                                                                         ------------           ------------

Notes and finance receivables:
     Due from affiliates                                                      920,685                976,666

     Other                                                                    891,641                637,389
                                                                         ------------           ------------

                                                                            1,812,326              1,614,055
                                                                         ------------           ------------

Property and equipment at cost, less accumulated depreciation
     and amortization                                                         821,389                691,634
                                                                         ------------           ------------

Deferred loan costs and other intangible assets at cost, less
     accumulated amortization                                                  39,634                 62,048
                                                                         ------------           ------------

Deferred income taxes                                                         169,000                 12,000
                                                                         ------------           ------------

Other assets                                                                   99,886                 91,121
                                                                         ------------           ------------



                                                                         $ 40,372,430           $ 40,057,736
                                                                         ============           ============

                    THE UNITED GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                                  (Unaudited)

============================================================================================================
               LIABILITIES AND STOCKHOLDERS' EQUITY                        JUNE 30,            SEPTEMBER 30,
                                                                             1996                   1995
- ------------------------------------------------------------------------------------------------------------
Notes payable:

     Notes payable to banks                                              $ 29,301,607           $ 30,346,607

     Mortgage loans payable                                                   213,299                224,282

     Other notes payable                                                    3,010,010              3,008,216

     Senior subordinated notes payable                                        200,000                300,000

Accounts payable and accrued expenses                                       2,488,820              2,051,702
                                                                         ------------           ------------

                                                                           35,213,736             35,930,807
                                                                         ------------           ------------

Stockholders' equity:
     Preferred stock, no par value, stated value of $2 per share;
     500,000 shares authorized; no shares issued and outstanding                 -                      -

     Common stock, no par value, total stated value of $100,000;
         25,000,000 shares authorized; 1,053,634 issued and
         outstanding                                                          100,000                100,000

     Additional paid-in capital                                                48,886                127,623

     Retained earnings                                                      5,289,771              4,211,129
                                                                         ------------           ------------
                                                                            5,438,657              4,438,752

Less:
     Cost of common stock held by subsidiary                                  279,963                311,823
                                                                         ------------           ------------
                                                                            5,158,694              4,126,929
                                                                         ------------           ------------




                                                                         $ 40,372,430           $ 40,057,736
                                                                         ============           ============

                    THE UNITED GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED JUNE 30,
                                 (Unaudited)

============================================================================================================
                                                                              1996                   1995
- ------------------------------------------------------------------------------------------------------------
Credit income:
    Interest and fees on loans                                            $ 2,316,227            $ 2,190,827
    Investment income and other interest                                       68,058                146,021
                                                                          -----------            -----------
                                                                            2,384,285              2,336,848

Less:
    Interest expense                                                          708,866                883,100
    Provision for credit losses                                               155,834                115,896
                                                                          -----------            -----------

Net credit income                                                           1,519,585              1,337,852
                                                                          -----------            -----------

Insurance income:
    Insurance commissions and premiums                                        491,352                530,685

    Less, insurance losses and loss expenses                                  109,252                105,611
                                                                          -----------            -----------

    Net insurance income                                                      382,100                425,074
                                                                          -----------            -----------

Operating expenses:
    Salaries and benefits                                                     935,804                860,896

    Other operating expenses                                                  418,016                367,707
                                                                          -----------            -----------

    Total operating expenses                                                1,353,820              1,228,603
                                                                          -----------            -----------

Income before provision for income taxes                                      547,865                534,323

Provision for income taxes                                                     80,000                133,000
                                                                          -----------            -----------

Net income                                                                $   467,865            $   401,323
                                                                          ===========            ===========

Net income per common share                                               $      0.44            $      0.38
                                                                          ===========            ===========

Weighted average shares outstanding                                         1,051,891              1,056,059
                                                                          ===========            ===========

                    THE UNITED GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE NINE MONTHS ENDED JUNE 30,
                                 (Unaudited)

============================================================================================================
                                                                              1996                   1995
- ------------------------------------------------------------------------------------------------------------
Credit income:
    Interest and fees on loans                                            $ 7,037,433            $ 6,412,617

    Investment income and other interest                                      126,870                256,459
                                                                          -----------            -----------
                                                                            7,164,303              6,669,076

Less:
    Interest expense                                                        2,286,076              2,467,947

    Provision for credit losses                                               548,188                364,913
                                                                          -----------            -----------

Net credit income                                                           4,330,039              3,836,216
                                                                          -----------            -----------

Insurance income:
    Insurance commissions and premiums                                      1,516,421              1,527,466

    Less, insurance losses and loss expenses                                  339,963                276,889
                                                                          -----------            -----------

    Net insurance income                                                    1,176,458              1,250,577
                                                                          -----------            -----------

Operating expenses:
    Salaries and benefits                                                   2,755,148              2,586,894

    Other operating expenses                                                1,183,331              1,138,473
                                                                          -----------            -----------

    Total operating expenses                                                3,938,479              3,725,367
                                                                          -----------            -----------

Income before provision for income taxes                                    1,568,018              1,361,426

Provision for income taxes                                                    406,000                351,000
                                                                          -----------            -----------

Net income                                                                $ 1,162,018            $ 1,010,426
                                                                          ===========            ===========

Net income per common share                                               $      1.10            $      0.96
                                                                          ===========            ===========

Weighted average shares outstanding                                         1,059,686              1,054,975
                                                                          ===========            ===========

                    THE UNITED GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JUNE 30,
                                  (Unaudited)

===========================================================================================================
                                                                             1996                   1995
- -----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Interest and fees on loans collected                                 $ 7,335,703            $ 7,083,612

    Investment income and other interest income received                     130,603                240,016

    Insurance commissions and premiums collected                           1,005,083              1,388,042

    Interest paid                                                         (1,863,878)            (2,254,877)

    Insurance expenses and losses paid                                      (339,963)              (276,889)

    Cash paid to suppliers and employees                                  (3,562,649)            (3,451,939)

    Income taxes paid                                                       (418,531)              (465,638)
                                                                         -----------            -----------
                                                                           2,286,368              2,262,327
                                                                         -----------            -----------

Cash flows from investing activities:
    Cash proceeds of loans made                                          (14,240,837)           (18,558,975)

    Cash received as repayment of loans                                   12,459,755             13,865,937

    Purchase of marketable securities                                       (175,106)              (325,804)

    Proceeds from sale or maturity of marketable securities                  128,054                 11,258

    Cash paid to purchase property and equipment                            (227,103)              (125,495)

    Cash paid for intangible assets                                             -                   (13,803)

    Proceeds from sale of equipment                                           10,107                 20,228
                                                                         -----------            -----------
                                                                          (2,045,130)            (5,126,654)
                                                                         -----------            -----------

Cash flow from financing activities:
    Notes payable to banks:
         Borrowings                                                        3,455,000              4,171,000

         Repayments                                                       (4,500,000)            (1,350,000)

    Repayment of mortgage loans                                              (10,983)               (10,052)

    Other notes:
         Borrowings                                                          420,550                840,188

         Repayments                                                         (518,756)              (733,100)

    Common stock activity:
         Proceeds from issuance of stock                                       1,876                   -

         Payments to acquire outstanding stock                              (314,368)              (120,802)

    Cash dividends to shareholders                                           (27,588)               (28,238)
                                                                         -----------            -----------
                                                                          (1,494,269)             2,768,996
                                                                         -----------            -----------
Net increase (decrease) in cash                                           (1,253,031)               (95,331)

Cash at beginning of period                                                1,646,501              1,507,360
                                                                         -----------            -----------
Cash at end of period                                                    $   393,470            $ 1,412,029
                                                                         ===========            ===========

                    THE UNITED GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                       FOR THE NINE MONTHS ENDED JUNE 30,
                                  (Unaudited)

===========================================================================================================
                                                                             1996                   1995
- -----------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:

Net income                                                               $ 1,162,018            $ 1,010,426

Adjustments to reconcile net income to net cash provided:

     Depreciation and amortization                                           109,655                122,613

     Provision for credit losses                                             548,188                364,913

     Provision for stock bonus plan                                          265,808                104,325

     Provision for deferred income taxes                                    (157,000)               (22,000)

     Change in unearned interest charges                                     298,270                670,995

     Change in accrued investment income                                       3,733                (16,443)

     Change in unearned insurance commissions and premiums                  (114,672)                38,337

     Change in accounts receivable                                          (257,985)              (355,938)

     Change in accounts payable                                             (129,549)               213,031

     Change in income taxes payable                                          144,469                (92,638)

     Change in interest payable                                              422,198                213,070

     Change in other assets                                                   (8,765)                11,636
                                                                         -----------            -----------

         Total adjustments                                                 1,124,350              1,251,901
                                                                         -----------            -----------

Net cash provided by operating activities                                $ 2,286,368            $ 2,262,327
                                                                         ===========            ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net income for the three months ended June 30, 1996 was $467,865 compared to $401,323 for the same period ending June 30, 1995. Interest income is up by 5.7% for the three months compared to the prior year primarily due to an increase in average finance receivables as shown in the table below. However, net insurance income declined by 10.1% for the three months due to a decrease in insurance commissions and premiums and a small increase in insurance losses. Interest expense declined for the three month period by $174,234. This is primarily due to the fact that the weighted average interest rate paid on bank debt declined from 9.97% in 1995 to 8.38% in 1996. The provision for credit losses increased from $115,896 in 1995 to $155,834 in 1996 due to the effects of cases of consumer debt overload including an increase in bankruptcies.

Comparisons of the nine month periods ending June 30, 1996 and 1995 are similar to the comparisons of the three month periods. Interest income is up approximately 9.7% while net insurance income declined by 5.9% due to an increase of $63,074 in losses for the current period compared to the same period in 1995. Interest expense decreased by $181,871 primarily due to the decrease in the weighted average rate paid on bank debt from 9.67% in 1995 to 8.91% for the same six months in 1996. Substantially all of the increase in the provision for credit losses of $183,275 took place during the three months ended March 31. During this quarter the Company completed its scheduled adjustment of charge-off policies so that accounts are now charged-off when they become six months contractually delinquent. The policy during fiscal 1995 required seven months contractual delinquency. In fiscal 1993, the policy was nine months and has been reduced by one month each year since that time. Charge-offs were $90,595 and $35,666 for the months of March 1996 and March 1995, respectively. Most of these charge-offs would have taken place in the months of April 1996 and 1995 under the old policies. Operating expenses increased by $213,112 for 1996 over 1995. The Company makes most of its annual salary adjustments in January of each year and $168,254 is due to increases in salaries and benefits. This represents an increase of 6.5%. Considering an inflation rate of approximately 3% and the need for merit increases and some new staff, management believes that this increase is not excessive.

Following is a table showing changes in net finance receivables during the current year:

================================================================================
Period Ending June 30:          1996             1995        Percentage Change
- --------------------------------------------------------------------------------
 Three months average       $34,435,401      $31,555,120           9.13%
                            ----------------------------------------------------

 Nine months average        $34,360,629      $32,838,467           4.64%
                            ----------------------------------------------------

 Actual at June 30          $35,145,859      $33,569,484           4.70%
- --------------------------------------------------------------------------------

At June 30,1996, the Company had a line of credit with its banks totaling $35,500,000 of which $29,301,607 was being used, leaving $6,198,393 available for loan portfolio growth. In addition, the management believes that an increase in the line of credit could be obtained. Also, internally generated cash flow continues to be strong with total cash flow generated by operations of $2,286,368 for the nine months ended June 30, 1996. These resources are anticipated to adequately fund the cash needs of the Company. Management strongly believes that the Company must move away from its traditional small loan business and make more effort to seek larger secured loans involving automobiles, mobile homes and real estate in order to reduce the effects of bankruptcies and poor credit risks and in order to achieve its goals to increase receivables primarily with the existing branch structure.

The Company continues to adhere to its conservative lending policies. The benefits of these policies are demonstrated in continued low charge-off and delinquency ratios. The provision for credit losses was 1.15% of average net receivables for the six months ended March 31,1996 and .81% for the same period in 1995. Total delinquency stood at 2.0% of receivables at June 30, 1996 and at 1.3% of receivables as of June 30, 1995. While these ratios have increased they continue to be considerably better than accepted industry ratios. Management believes that movement towards more secured, larger loans will prevent the increase of these ratios to unacceptable levels.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings:

    From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any pending legal proceedings that would have a material adverse effect on its financial condition.

Item 2.  Changes in securities:     None
Item 3.  Defaults upon Senior Securities:     None
Item 4.  Submission of Matters to a Vote of Security Holders:     None
Item 5.  Other information:     None
Item 6. Exhibits and reports of Form 8-K: 27 Financial Data Schedule (for SEC use only) The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 THE UNITED GROUP, INC.
                                         ---------------------------------------
                                                       (Registrant)

Date      August 8, 1996                 /s/   Kenneth M. O'Connell
    --------------------------------     ---------------------------------------
                                               Kenneth M. O'Connell, Treasurer