Form 10KSB
period 1996-09-30
UNITED GROUP INC
filed 1997-01-22
CIK 101252

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 1996

                                      or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from___________ to ___________

                          Commission File No. 0-4584

                            THE UNITED GROUP, INC.
         -----------------------------------------------------------
         (Name of small business issuer as specified in its charter)

                NORTH CAROLINA                     56-0931793
         ----------------------------        -----------------------
         (State or other jurisdiction            (I.R.S. Employer
          of incorporation or                  Identification No.)
          organization)

       SUITE 203, 5960 FAIRVIEW ROAD, CHARLOTTE, NORTH CAROLINA    28210
       --------------------------------------------------------    -----
               (Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code: (704) 554-9280
                                                --------------
Securities Registered Pursuant to Section 12(b) of the act: none

Securities Registered Pursuant to Section 12(g) of the act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended September 30, 1996 were $11,620,972.

Aggregate market value of the voting stock held by non-affiliates of the registrant at September 30,1996: $1,394,910.

Number of shares of registrant's common stock outstanding as of September 30,1996: 985,235.

                     Documents Incorporated by Reference
                     -----------------------------------
1. 1996 Annual Report to Shareholders (incorporated by reference into Parts II and III).
2. Shareholder Information Statement for the 1997 Annual Meeting of Shareholders (incorporated by reference into Part III).

Transitional Small Business Disclosure Format:  Yes      No  X
                                                   -----   -----

                                    PART I

Item 1.   Business

The information set forth on pages 2 through 3 of Exhibit B, the Company's 1996 Annual Report to Shareholders, under the caption "Description of Business" is hereby incorporated herein by reference.

Item 2.   Properties

The consumer finance subsidiaries of the Company lease office space for the operation of its business in each city where a branch is located. The remaining terms of such leases range from one year to ten years. All leased facilities are adequate for anticipated needs for the present and the immediate future. These subsidiaries own office furniture, machinery equipment and motor vehicles used in its consumer finance business. During the year ended September 30, 1988 the Company formed a subsidiary named United Landmark, Inc. for the purpose of building branch office facilities to be leased to United Financial Services, Inc. At September 30,1996, this subsidiary owned five buildings with one located in Moncks Corner, South Carolina and one located in each of the North Carolina cities of Lenoir, Newton, Taylorsville and West Jefferson. The Company intends to seek future opportunities to construct buildings for use by United Financial branch offices where such ownership is believed by management to be beneficial to the Company.

Item 3.   Legal Proceedings

From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any pending legal proceedings that would have a material adverse effect on its financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the quarter ended September 30, 1996.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
Matters

The information set forth on page 22 of Exhibit B, the Company's 1996 Annual Report to Shareholders, under the caption "Common Stock Market Prices and Dividends" is hereby incorporated herein by reference. On September 30,1996 there were 869 holders of record of the Company's common stock.

Item 6.   Management's Discussion and Analysis or Plan of Operation

The information set forth on pages 20 through 21 of Exhibit B, the Company's 1996 Annual Report to Shareholders, under the caption "Management Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated herein by reference.

Item 7.   Financial Statements

The consolidated statements of income, changes in stockholders' equity and cash flows for the years ended September 30, 1996 and 1995, and the related consolidated balance sheets as of September 30, 1996 and 1995, together with the related notes thereto and the report of independent auditors, all set forth on pages 4 through 19 of Exhibit B, the company's 1996 Annual Report to Shareholders, is hereby incorporated herein by reference.

Item 8.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure

In July, 1996, the Charlotte office of The Daniel Professional Group, Inc., the office responsible fro conducting and supervising all aspects of the 1995 annual audit, was acquired by the managing shareholder of such office to form the new firm Daniel, Ratliff & Company. Daniel, Ratliff & Company perform the audit of the 1996 financial statements. In that all personnel assigned to the engagement remained unchanged from those assigned during the 1995 audit, management considers Daniel, Ratliff & Company to be the equivalent of the successor to The Daniel Professional Group, Inc., and does not consider the hiring of Daniel, Ratliff & Company as a change in auditors. There have been no disagreements with the Company's independent auditors regarding accounting and financial disclosure required to be reported pursuant to this item.

                                   PART III

Item 9.   Directors and Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act

Information required by this Item is included in the Company's Shareholder Information Statement for the 1997 Annual Meeting of shareholders which is hereby incorporated herein by reference.

Item 10.  Executive Compensation

Information required by this Item is included in the Company's Shareholder Information Statement for the 1997 Annual Meeting of Shareholders which is hereby incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Information required by this Item is included in the Company's Shareholder Information Statement for the 1997 Annual Meeting of Shareholders which is hereby incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

Information required by this Item is included in the Company's Shareholder Information Statement for the 1997 Annual Meeting of Shareholders which is hereby incorporated herein by reference.


Item 13.  Exhibits and Reports on Form 8-K

          (a)          Exhibits

                       13.  The 1996 Annual Report to Shareholders.

                       27.  Financial Data Schedule (for SEC use only)

                       99.  An organization chart of The United Group, Inc.
                            as of September 30, 1996.

          (b)          Reports on Form 8-K

                       The Company did not file any reports on Form 8-K during the fiscal quarter ended September 30,1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE UNITED GROUP, INC.



                                 By: /s/ Bill G. Beaver
                                    ---------------------------
                                         Bill G. Beaver
                                         President and Director

DATE: 12-5-96
      -------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE:                    12-5-96                            DATE:                  12-5-96
     ----------------------------------------------              ---------------------------------------------
By:               /s/ Jack F. Anderson                      By:             /s/ Shelton Gorelick
     ----------------------------------------------              ---------------------------------------------
                Jack F. Anderson, Director                                Shelton Gorelick, Director

DATE:                    12-5-96                            DATE:                  12-5-96
     ----------------------------------------------              ---------------------------------------------
By:                 /s/ Don G. Angell                                          /s/ Glenn Johnson
     ----------------------------------------------              ---------------------------------------------
                  Don G. Angell, Director                                   Glenn Johnson, Director

DATE:                    12-5-96                            DATE:                  12-5-96
     ----------------------------------------------              ---------------------------------------------
By:               /s/ R. Steven Lackey                      By:              /s/ Dennis E. Savell
     ----------------------------------------------              ---------------------------------------------
               R. Steven Lackey, Director                                 Dennis E. Savell, Director

DATE:                    12-5-96                            DATE:                  12-5-96
     ----------------------------------------------              ---------------------------------------------
By:              /s/ Gordon E. Rhodes                       By:               /s/ Dennis A. Young
     ----------------------------------------------              ---------------------------------------------
               Gordon E. Rhodes, Director                                  Dennis A. Young, Director

DATE:                    12-5-96
     ----------------------------------------------
By:             /s/ Kenneth M. O'Connell
     ----------------------------------------------
Kenneth M. O'Connell, Secretary-Treasurer,
Chief Financial Officer and Director