Form 10KSB/A
period 1996-09-30
UNITED GROUP INC
filed 1997-01-31
CIK 101252

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 1996

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________

                           Commission File No. 0-4584

                             THE UNITED GROUP, INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

          NORTH CAROLINA                               56-0931793
   ----------------------------                    -------------------
   (State or other jurisdiction                     (I.R.S. Employer
       of incorporation or                         Identification No.)
          organization)

      SUITE 203, 5960 FAIRVIEW ROAD, CHARLOTTE, NORTH CAROLINA    28210
      -----------------------------------------------------------------
              (Address of principal executive offices)       (Zip Code)

Issuer's telephone number, including area code:    (704) 554-9280
                                                  -----------------

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

Aggregate market value of the voting stock held by non-affiliates of the registrant at September 30, 1996: $1,394,910.

Number of shares of registrant's common stock outstanding as of September 30, 1996: 985,235.

                      Documents Incorporated by Reference
                      -----------------------------------
1. 1996 Annual Report to Shareholders (incorporated by reference into Parts II and III).

Transitional Small Business Disclosure Format:  Yes         No   X
                                                     -----     -----

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Information with respect to directors, executive officers, promoters and control persons is provided on pages 22 and 23 of the 1996 Annual Report and are incorporated herein by reference. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 1996 all Section 16(a) filing requirements were complied with which were applicable to its executive offices, directors and greater than ten-percent beneficial owners.

Item 10.  Executive Compensation

     The table below sets forth the aggregate cash compensation of the executive officer of the Company whose total salary exceeds $100,000:



       NAME AND
  PRINCIPAL POSITION      YEAR       SALARY          BONUS
-----------------------------------------------------------------
Bill G. Beaver            1996      $195,000      $18,000 (1)
President                 1995      $190,000      $18,000 (1)
                          1994      $160,000      $18,750 (1)

R. Steven Lackey          1996      $ 97,500      $11,700 (2)
Vice President            1995      $ 95,000      $11,400 (2)
                          1994      $ 80,000      $10,000 (2)

Kenneth M. O'Connell      1996      $ 97,500      $11,700 (3)
Secretary-Treasurer       1995      $ 97,500      $11,700 (3)
                          1994      $ 82,500      $10,313 (3)

(1) Includes Company contributions under a stock bonus plan formed under the Internal Revenue Code in the amount of $18,000, $18,000 and $18,750 for the years 1995, 1994 and 1993, respectively.

(2) Includes Company contributions under a stock bonus plan formed under the Internal Revenue Code in the amount of $11,400, $11,400 and $10,000 for the years

         1995, 1994 and 1993, respectively.

(3) Includes Company contributions under a stock bonus plan formed under the Internal Revenue Code in the amount of $11,700, $10,313 and $11,250 for the years 1995, 1994 and 1993, respectively.

Compensation of directors of the Company is as follows: Directors who are not officers of or employees of the Company receive $800.00 for each meeting of the full board or of a committee of the board. Directors who are either employees of or officers of the Company receive no compensation for their services as Directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of January 1, 1996 the following persons are the only persons known to management to be beneficial owners of more than 5% of the stock of the Company:


                                                                 TOTAL
                                                                NUMBER
                                                 NUMBER OF        OF           PERCENT
                                   NUMBER          SHARES       SHARES        OF CLASS
               NAME OF            OF SHARES      OTHERWISE       BENE-          BENE-
TITLE OF     BENEFICIAL           DIRECTLY      BENEFICIALLY   FICIALLY       FICIALLY
 CLASS          OWNER               OWNED          OWNED         OWNED          OWNED
----------------------------------------------------------------------------------------

Common      Don G. Angell         559,810.4           -        559,810.4       52.92%
Common      Bill G. Beaver            298.0      68,448.3       68,746.3        6.49%

(1) Mr. Beaver may be deemed to be the beneficial owner of 48198.5 shares of stock owned by United Financial Services, Inc. held for the purpose of liquidation of deferred compensation due to Mr. Beaver. United Financial Services, Inc. is a wholly owned subsidiary of the Company. Mr. Beaver serves as an officer and director of United Financial Services, Inc. Voting and investment power is exercised by the Board of Directors of United Financial Services, Inc. Mr. Beaver is also deemed to be the beneficial owner of 20248.8 shares of stock owned by The United Group, Inc. Stock Bonus Plan which have been allocated to his account.

As of January 1, 1997, the following is a schedule of common stock owned by all Directors and Officers as a group (10 persons):



                       SHARES BENEFICIALLY
      TYPE                    OWNED                    PERCENT OF STOCK
--------------------------------------------------------------------------------
     Common                  726390.7                       68.6%

Item 12.  Certain Relationships and Related Transactions

Transactions required to be disclosed by this item are included in the 1996 Annual Report on page 18 under Note 9 - Related party transactions which is hereby incorporated herein by reference.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE UNITED GROUP, INC.



                                          By:    /s/ Kenneth M. O'Connell
                                                 ---------------------------
                                                 Kenneth M. O'Connell
                                                 Secretary-Treasurer and
                                                 Director

DATE: January 31, 1997
      -------------------------