Form 10QSB
period 1996-12-31
UNITED GROUP INC
filed 1997-02-18
CIK 101252

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For quarterly period ended December 31, 1996
                                             -----------------

                                       or


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from            to
                                            ----------    ----------

                          Commission file number 0-4584

                             THE UNITED GROUP, INC.
                             ----------------------
            (Name of small business issuer specified in its charter)

                                   56-0931793
                                   ----------
                            (I.R.S. Employer Id. No.)

                          Suite 203, 5960 Fairview Road
                                  Charlotte, NC
                                  -------------
                    (address of principal executive offices)

                                 NORTH CAROLINA
                                 --------------
         (state or other jurisdiction of incorporation or organization)

             28210                             (704) 554-9280
           ----------        ------------------------------------------------
           (Zip code)        (Issuer's telephone number, including area code)

                                 Not applicable
                                 --------------
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

      Common stock, No Par Value - 1,064,765 shares as of December 31, 1996
      ---------------------------------------------------------------------

                                      INDEX

                     THE UNITED GROUP, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of December 31, 1996 and
         September 30, 1996.

         Consolidated Statements of Income for the three months ended December 31, 1996 and 1995.

         Consolidated Statements of Cash Flows for the three months ended December 31, 1996 and 1995.

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



SIGNATURES

                     THE UNITED GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

============================================================================================
                                ASSETS                        DECEMBER 31,    SEPTEMBER 30,
                                                                  1996            1996
--------------------------------------------------------------------------------------------
Cash                                                          $   762,640      $   932,208
                                                              -----------      -----------
Marketable securities                                           1,693,982        1,870,865
                                                              -----------      -----------
Finance receivables:
     Cash loans and other contracts                            39,526,439       38,166,028
     Less:
         Unearned insurance commissions                         1,843,394        1,786,606
         Allowance for credit losses                              648,245          659,600
                                                              -----------      -----------
                                                                2,491,639        2,446,206
                                                              -----------      -----------
Net finance receivables                                        37,034,800       35,719,822
                                                              -----------      -----------
Notes and finance receivables:
     Due from affiliates                                          934,315          934,315
     Other                                                      1,317,973        1,039,307
                                                              -----------      -----------
                                                                2,252,288        1,973,622
                                                              -----------      -----------
Property and equipment at cost, less accumulated
  depreciation and amortization                                   802,123          805,706
                                                              -----------      -----------
Deferred loan costs and other intangible assets at cost,
  less accumulated amortization                                    37,459           43,120
                                                              -----------      -----------
Deferred income taxes                                              32,000           67,000
                                                              -----------      -----------
Other assets                                                      491,468          101,371
                                                              -----------      -----------



                                                              $43,106,760      $41,513,714
                                                              ===========      ===========

                     THE UNITED GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                                   (Unaudited)

=====================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY                  DECEMBER 31,    SEPTEMBER 30,
                                                                          1996             1996
-----------------------------------------------------------------------------------------------------
Notes payable:
     Notes payable to banks                                            $30,773,607      $30,073,606
     Mortgage loans payable                                                304,173          308,939
     Other notes payable                                                 3,208,900        3,024,648
     Senior subordinated notes payable                                     200,000          200,000
Accounts payable and accrued expenses                                    2,521,895        2,345,039
                                                                       -----------      -----------
                                                                        37,008,575       35,952,232
                                                                       -----------      -----------
Stockholders' equity:
     Preferred stock, no par value, stated value of $2 per share;
       500,000 shares authorized; no shares issued and outstanding            --               --
     Common stock, no par value, total stated value of $100,000;
         25,000,000 shares authorized; 1,067,993 issued and
         outstanding                                                       100,000          100,000
     Additional paid-in capital                                            192,640          101,600
     Retained earnings                                                   6,096,658        5,650,995
                                                                       -----------      -----------
                                                                         6,389,298        5,852,595
Less:
     Cost of common stock held by subsidiary                               291,113          291,113
                                                                       -----------      -----------
                                                                         6,098,185        5,561,482
                                                                       -----------      -----------



                                                                       $43,106,760      $41,513,714
                                                                       ===========      ===========

                     THE UNITED GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (Unaudited)

================================================================================
                                                      1996            1995
--------------------------------------------------------------------------------
Credit income:
     Interest and fees on loans                    $2,532,739      $2,411,160
     Investment income and other interest              41,974          45,830
                                                   ----------      ----------
                                                    2,574,713       2,456,990
Less:
     Interest expense                                 754,976         811,501
     Provision for credit losses                      225,257         131,761
                                                   ----------      ----------
Net credit income                                   1,594,480       1,513,728
                                                   ----------      ----------
Insurance income:
     Insurance commissions and premiums               563,880         543,760
     Less, insurance losses and loss expenses         115,284         131,802
                                                   ----------      ----------
     Net insurance income                             448,596         411,958
                                                   ----------      ----------
Operating expenses:
     Salaries and benefits                            939,979         887,215
     Other operating expenses                         447,435         372,068
                                                   ----------      ----------
     Total operating expenses                       1,387,414       1,259,283
                                                   ----------      ----------
Income before provision for income taxes              655,662         666,403
Provision for income taxes                            210,000         221,000
                                                   ----------      ----------
Net income                                         $  445,662      $  445,403
                                                   ==========      ==========
Net income per common share                        $     0.42      $     0.42
                                                   ==========      ==========
Weighted average shares outstanding                 1,059,321       1,064,211
                                                   ==========      ==========


                     THE UNITED GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (Unaudited)

=================================================================================================
                                                                      1996             1995
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Interest and fees on loans collected                         $ 2,477,258       $ 2,390,259
     Investment income and other interest income received              36,416            46,713
     Insurance commissions and premiums collected                     212,356           744,953
     Interest paid                                                   (680,377)         (526,923)
     Insurance expenses and losses paid                              (115,284)         (131,802)
     Cash paid to suppliers and employees                          (1,574,924)       (1,224,057)
     Income taxes paid                                                (16,388)             --
                                                                  -----------       -----------
                                                                      339,057         1,299,143
                                                                  -----------       -----------
Cash flows from investing activities:
     Cash proceeds of loans made                                   (5,704,284)       (5,611,694)
     Cash received as repayment of loans                            4,162,742         4,878,675
     Purchase of marketable securities                                (72,192)          (14,772)
     Proceeds from sale or maturity of marketable securities          249,077            16,021
     Cash paid to purchase property and equipment                     (31,693)          (27,848)
     Proceeds from sale of equipment                                    8,238              --
                                                                  -----------       -----------
                                                                   (1,388,112)         (759,618)
                                                                  -----------       -----------
Cash flow from financing activities:
     Notes payable to banks:
         Borrowings                                                 1,450,001           250,000
         Repayments                                                  (750,000)       (1,000,000)
     Repayment of mortgage loans                                       (4,766)           (3,574)
     Other notes:
         Borrowings                                                   331,708           110,945
         Repayments                                                  (147,456)          (60,838)
     Common stock activity:
         Proceeds from issuance of stock                                 --               1,876
         Payments to acquire outstanding stock                           --                --
                                                                      879,487          (701,591)
                                                                  -----------       -----------
Net increase (decrease) in cash                                      (169,568)         (162,066)
Cash at beginning of period                                           932,208         1,646,501
                                                                  -----------       -----------
Cash at end of period                                             $   762,640       $ 1,484,435
                                                                  ===========       ===========

                     THE UNITED GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (Unaudited)

=================================================================================================
                                                                       1996            1995
-------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
Net income                                                          $ 445,662        $  445,403
Adjustments to reconcile net income to net cash provided:
     Depreciation and amortization                                     32,697            38,574
     Provision for credit losses                                      225,257           131,761
     Provision for stock bonus plan                                    91,040            83,979
     Provision for deferred income taxes                               35,000             4,000
     Change in unearned interest charges                              (55,481)          (20,901)
     Change in accrued investment income                               (5,558)              883
     Change in unearned insurance commissions and premiums             56,788            10,086
     Change in accounts receivable                                   (273,108)          (32,916)
     Change in accounts payable                                       (56,354)          199,334
     Change in income taxes payable                                   158,612           217,000
     Change in interest payable                                        74,599           284,578
     Change in other assets                                          (390,097)          (62,638)
                                                                    ---------        ----------

         Total adjustments                                           (106,605)          853,740
                                                                    ---------        ----------
Net cash provided by operating activities                           $ 339,057        $1,299,143
                                                                    =========        ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net income for the three months ended December 31, 1996 was $445,662 compared to $445,403 for the same period ending December 31, 1995. Interest income is up by 5.0% for the three months due to an increase in average finance receivables. Net insurance income increased by 8.9% for the three months. Insurance commissions and premiums increased by 3.7%. In addition, insurance losses decreased by $16,518 further increasing net insurance income. The increase in commissions and premiums can be also attributed to the increase in finance receivables. Average net receivables for the three months are as follows:

                                                                     Percentage
                                        1996             1995         Increase
                                    -----------      -----------     -----------
Three months ended December 31      $36,377,311      $34,370,385        5.8%

Salaries and benefits increased by 5.9% for the three months ended December 31, 1996 compared to 1995. This increase is believed by management to be in-line with current inflation rates and the need to provide merit salary increases in order to retain valued, experienced employees. Other operating expenses increased by $75,367 or 20.2%. However, in excess of one-half of this increase was expenses related to the anticipated merger with Norwest. Interest expense has decreased by $56,525 for the three months ended December 31, 1996 compared to 1995. All of this decrease can be attributed to rate decreases experienced during the quarter utilizing the ability to borrow based on LIBOR rates as opposed to prime rate based borrowings.

At December 31, 1996, the Company had a line of credit with its banks totaling $35,500,000 of which $29,596,606 was being used, leaving $4,726,393 available for loan portfolio growth. In addition, the management believes that an increase in the line of credit could be obtained. Also, internally generated cash flow continues to be strong with total cash flow generated by operations of $339,057 for the three months ended December 31, 1996. These resources are anticipated to adequately fund the cash needs of the Company.

The Company continues to adhere to its conservative lending policies. The benefits of these policies are demonstrated in continued low charge-off and delinquency ratios. The provision for credit losses was .61% of average receivables for the three months ended December 31, 1996 and .38% for the same period in 1995. Total delinquency stood at 2.3% of receivables at December 31, 1996 compared to 1.9% at December 31, 1995. These ratios, although increases when compared to the previous years, are significantly better than accepted industry ratios.




PART II. OTHER INFORMATION

Item 1.  Legal proceedings:

     From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not presently a party to any pending legal proceedings that would have a material adverse effect on its financial condition.

Item 2.  Changes in securities:  None
Item 3.  Defaults upon Senior Securities:  None
Item 4.  Submission of Matters to a Vote of Security Holders:  None
Item 5.  Other information:  None
Item 6. Exhibits and reports of Form 8-K: The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  THE UNITED GROUP, INC.
                                             -----------------------------------
                                                        (Registrant)


Date         February 17, 1997                     /s/ Kenneth M. O'Connell
     --------------------------------        -----------------------------------
                                               Kenneth M. O'Connell, Treasurer